Form 10QSB
period 2000-06-30
BENNETT REED INC
filed 2000-08-14
CIK 1108705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION FROM         TO         .
                             -------    --------

                         COMMISSION FILE NUMBER 0-30059


                               BENNETT-REED, INC.
                 (Name of Small Business Issuer in its charter)


                Nevada                                86-0930440
   -------------------------------               -------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

  16810 E. Avenue of the Fountains, #200
        Fountain Hills, Arizona                         85268
-----------------------------------------             ---------
(Address of principal executive offices)              (Zip code

                                       N/A
                 -----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     At June 30, 2000, there were outstanding 3,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                          MICHAEL L. STUCK C.P.A., P.C.
                           7641 E. Gray Road, Suite G
                              Scottsdale, AZ. 85260
                                  480-607-1084



                                                                 August 11, 2000



Board of Directors and Stockholders
Bennett - Reed, Inc.
Fountain Hills, Arizona

     We have compiled the accompanying balance sheets of Bennett - Reed, Inc. as of June 30, 2000 and June 30, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the six months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary information, and, accordingly, do not express an opinion or any other form of assurance on them.

     As discussed in Note 1, the Company has been in the development stage since its inception on February 25, 1998. Realization of the major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

     The financial statements for the year ended December 31, 1999, were audited by us and we expressed an unqualified opinion on the statements in their report dated January 4, 2000. We have not performed any auditing procedures since that date.

                              BENNETT - REED, INC.
                        (a development stage enterprise)
                                 Balance Sheets
                       June 30, 2000 and December 31, 1999

                                     ASSETS


                                            Unaudited               Audited
                                          June 30, 2000         December 31, 1999
                                          -------------         -----------------
CURRENT ASSETS
     Cash                                  $     -0-               $     -0-

PROPERTY AND EQUIPMENT                           -0-                     -0-
                                           ------------            ------------
                                           $     -0-               $     -0-


                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
      Loan payable                         $     -0-               $     -0-

TOTAL CURRENT LIABILITIES                        -0-                     -0-
                                           ------------            ------------

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value,
          20,000,000, shares authorized,
          3,000,000 shares issued and
          outstanding                          3,000                   3,000
     Preferred stock, $.001 par value,
          5,000,000 shares authorized, no
          shares issued and outstanding          -0-                     -0-
     Deficit accumulated during
       development stage                      (3,000)                 (3,000)
                                           ------------            ------------
Total stockholders' equity                       -0-                     -0-
                                           ------------            ------------
                                           $     -0-               $     -0-
                                           ============            ============


See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                              BENNETT - REED, INC.
                        (a development stage enterprise)
                              Statements of Income
               For the Six Months Ended June 30, 2000 and June 30,
              1999 the Year Ended December 31, 1999 and the Period
                                February 25, 1998
                          (inception) to June 30, 2000


                                                                                       February 25,
                                                                                           1998
                                                   Unaudited               Audited     (inception)to
                                           Six Months Ended June 30       Year Ended      June 30
                                              2000           1999          12/31/99        2000
                                              ----           ----          --------     -------------
REVENUE                                    $     -0-       $     -0-        $     -0-          $ -0-

COST OF SALES                                    -0-             -0-              -0-            -0-
                                           ----------       ---------       ---------     ----------
GROSS PROFIT                                     -0-             -0-              -0-            -0-

OPERATING EXPENSES
Filing Fees                                      -0-             -0-              -0-            300
Professional Fees                                -0-             -0-              -0-          2,700
                                           ----------       ---------       ---------     ----------
                                                 -0-             -0-              -0-          3,000
                                           ----------       ---------       ---------     ----------

NET INCOME (LOSS) BEFORE INCOME TAXES           (-0-)           (-0-)            (-0-)        (3,000)

INCOME TAXES                                     -0-             -0-              -0-            -0-
                                           ----------      ----------       ---------     ----------
NET INCOME (LOSS)                          $    (-0-)      $    (-0-)       $    (-0-)       $(3,000)
                                           ==========      ==========       =========     ==========


EARNINGS PER SHARE OF COMMON STOCK         $    -0-        $     -0-        $     -0-

WEIGHTED AVERAGE NUMBERS OF
SHARES OUTSTANDING                         3,000,000       3,000,000        3,000,000


See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                              BENNETT - REED, INC.
                        (a development stage enterprise)
                            Statements of Cash Flows
            For the Six Months Ended June 30, 2000 and June 30, 1999
                        the Year Ended December 31, 1999
          and the Period February 25, 1998 (inception) to June 30, 2000


                                                                                                 February 25,
                                                                                                      1998
                                                             Unaudited              Audited      (inception) to
                                                      Six Months Ended June 30     Year Ended        June 30
                                                           2000        1999         12/31/99          2000
                                                        --------     --------      ----------     -------------
Net Income/(Loss)                                       $   -0-      $   -0-         $  -0-          $(3,000)
  Adjustments to reconcile not income to
    net cash provided by operating activities:              -0-          -0-            -0-              -0-
                                                         -------     --------        -------          ------
Cash From Operations                                        -0-          -0-            -0-           (3,000)

Cash From Investing Activities                              -0-          -0-            -0-              -0-
                                                         -------     --------        -------          ------

Cash From Financing Activities
  Stock issued                                              -0-          -0-            -0-            3,000
                                                         -------     --------        -------          ------

Net Increase in Cash                                        -0-          -0-            -0-              -0-

Beginning Cash Balance                                      -0-          -0-            -0-              -0-
                                                         -------     --------        -------          ------

Ending Cash Balance                                      $   -0-      $   -0-         $  -0-             -0-
                                                         =======     ========        =======          ======



See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                              BENNETT - REED, INC.
                        (a development stage enterprise)
                        Statement of Stockholders' Equity
                                  June 30, 2000


                                                                                                       Deficit
                                                                                                      Accumulated
                                                                                        Paid in         During
                                 Preferred          Stock          Common    Stock      Capital       Development
                                   Stock            Amount          Stock    Amount     Amount           Stage         Total
                                 ---------         --------        -------   -------    -------       ------------     -------
Balance February 25, 1998           -0-            $   -0-           -0-     $   -0-    $   -0-         $   -0-       $   -0-

Stock issued                        -0-                -0-       3,000,000     3,000        -0-             -0-        3,000

Retained Earnings (Loss)            -0-                -0-           -0-         -0-        -0-          (3,000)       (3,000)
                                 ---------         ---------     ---------    ------      ------        -------       -------
Balance December 31, 1998           -0-                -0-       3,000,000     3,000        -0-          (3,000)          -0-

Retained Earnings (Loss)            -0-                -0-           -0-         -0-        -0-             -0-           -0-
                                 ---------         ---------     ---------    ------      ------        -------       -------
Balance December 31, 1999           -0-                -0-       3,000,000     3,000       -0-          (3,000)           -0-

Retained Earnings (Loss)            -0-                -0-           -0-         -0-        -0-             -0-           -0-
                                 ---------         ---------    ----------    ------      ------        -------       -------
Balance June 30, 2000              -0-                -0-        3,000,000     3,000        -0-          (3,000)          -0-
                                 =========         =========    ==========    ======      ======        =======       -------



See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                              BENNETT - REED, INC.
                        (a development stage enterprise)
                          Notes to Financial Statements
               June 30, 2000, December 31, 1999 and June 30, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations
     The Company was organized under the laws of the state of Nevada in 1998 and is authorized to do business in the United States. The Company has no revenue from operations during the period covered by this financial statement.

     Method of Accounting
     These financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Consequently, revenues are recognized when earned and expenses are recognized when the obligation is actually incurred.

     Income Taxes and Cash Flows
     The Company accounts for income taxes and the statement of cash flows in accordance with Financial Accounting Standards Board Statement No. 109 and No. 95.

     Cash and Cash Equivalents
     Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

NOTE 2: CASH

     The Company has no bank accounts at this time.

NOTE 3 - EARNINGS PER SHARE

     Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.

NOTE 4: COMMON STOCK

     As of June 30,2000, December 31, 1999 and June 30, 1999, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

NOTE 5 - LEASE COMMITMENTS

     The Company currently has no commitments for leases or contingencies.

NOTE 6 - USE OF ESTIMATES

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has not commenced business activities and has no assets or operations. The Company has not entered into any negotiations to effectuate a business combination.

     The Company is dependent upon its officers to meet any de minimis costs which may occur. Bruce E. Eaton, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

     In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

     This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or including a business combination.

Item III. Qualitative and Quantitative Disclosures About Market Risk.

     The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ...........................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ............................................None

Item 3 -.Defaults by the Company on its
         Senior Securities ...........................................None

Item 4 - Submission of Matter to Vote of Security
         Holders .....................................................None

Item 5 - Other Information

         (a)  Board Meeting

          The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

          Committees

          The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish any audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company's auditors and management may promote investor confidence in the integrity of the financial reporting process.

          Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and
(iii) received from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

          The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report. An audit was completed for the period then ended.

Item 6 - Exhibits and Reports on Form 8-K

     The following exhibits are filed with this report:

          (a) No reports on Form 8-K were filed during the quarter for which the report is filed.

          (b)  Financial Data Schedule 27.1.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 11, 2000            BENNETT-REED, INC.


                                   By: /s/ Bruce E. Eaton
                                       ------------------------------
                                            Bruce E. Eaton
                                            President