Form 10QSB
period 2000-09-30
BENNETT REED INC
filed 2000-11-03
CIK 1108705

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000-30059






                       BENNETT REED, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            86-0930440
(State of organization) (I.R.S. Employer Identification No.)

16810 E. Avenue of the Fountains, #200, Fountain Hills, Arizona 85268 (Address of principal executive offices)

Registrant's telephone number, including area code (602) 837-0017

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 3,000,000 shares of common stock outstanding as of September 30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  Michael L. Stuck C.P.A., P.C.
                   7641 E. Gray Road, Suite G
                      Scottsdale, AZ. 85260
                          480-607-1084



                                                 October 20, 2000



Board of Directors and Stockholders
Bennett - Reed, Inc.
Fountain Hills, Arizona


      We have compiled the accompanying balance sheets of Bennett
- Reed, Inc. as of September 30, 2000 and September 30, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

      The financial statements for the year ended December 31, 1999, were audited by us and we expressed an unqualified opinion on the statements in their report dated January 4, 2000. We have not performed any auditing procedures since that date.
                      Bennett - Reed, Inc.
                (a development stage enterprise)
                          BALANCE SHEET
            September 30, 2000 and December 31, 1999

                         ASSETS

                                  Unaudited    Audited
                                  September   December
                                     30,         31,
                                    2000        1999
CURRENT ASSETS
Cash                              $     -0-    $     -0-

PROPERTY AND EQUIPMENT                  -0-    $     -0-
                                  ---------    ---------
                                  $     -0-    $     -0-
                                  =========    =========

             LIABILITIES AND STOCKHOLDERS'
                         EQUITY
CURRENT LIABILITIES
Loan payable                      $     -0-    $     -0-

TOTAL CURRENT LIABILITIES         $     -0-    $     -0-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
20,000,000 shares authorized,
3,000,000 shares issued and
outstanding                           3,000        3,000
Preferred stock, $.001 par
value,
5,000,000 shares authorized, no
shares issued and outstanding           -0-          -0-
Deficit accumulated during
development
stage                               (3,000)      (3,000)
                                  ---------    ---------
Total stockholders' equity              -0-          -0-
                                  ---------    ---------
                                  $     -0-    $     -0-
                                  =========    =========

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.

                              Bennett - Reed, Inc.
                        (stage enterprise a development)
                              STATEMENTS OF INCOME
       For the Nine Months Ended September 30, 2000 and September 30, 1999
        The Year Ended December 31, 1999 and the Period February 25, 1998
                        (inception) to September 30, 2000



                                                                                           February 25,
                               Unaudited                   Unaudited                           1998
                           Three Months Ended           Nine Months Ended       Audited    (inception) to
                              September 30                 September 30       Year Ended   September 30,
                           2000          1999         2000           1999       12/31/99       2000

REVENUE                    $    -0-      $    -0-      $    -0-       $   -0-      $  -0-      $    -0-

COST OF SALES                   -0-           -0-           -0-           -0-         -0-           -0-
                          ---------     ---------     ---------      --------    --------      --------
GROSS PROFIT                    -0-           -0-           -0-           -0-         -0-           -0-

OPERATING EXPENSES
Filing Fees                     -0-           -0-           -0-           -0-         -0-           -0-
Professional Fees               -0-           -0-           -0-           -0-         -0-         2,700
                          ---------     ---------     ---------      --------    --------      --------
                                -0-           -0-           -0-           -0-         -0-         3,000
                          ---------     ---------     ---------      --------    --------      --------
NET INCOME (LOSS)
BEFORE INCOME TAXES           (-0-)         (-0-)         (-0-)         (-0-)       (-0-)       (3,000)

INCOME TAXES                    -0-           -0-           -0-           -0-         -0-           -0-
                          ---------     ---------     ---------      --------    --------      --------
NET INCOME (LOSS)         $   (-0-)    $    (-0-)      $  (-0-)      $  (-0-)     $ (-0-)     $ (3,000)
                          =========    ==========     =========      ========    ========     =========

EARNINGS PER SHARE OF
COMMON
STOCK                     $     -0-    $      -0-      $    -0-      $    -0-     $   -0-


WEIGHTED AVERAGE
NUMBER
OF SHARES OUTSTANDING     3,000,000     3,000,000     3,000,000     3,000,000   3,000,000

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.

                              Bennett - Reed, Inc.
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 2000 and September 30, 1999
                        The Year Ended December 31, 1999
       and the Period February 25, 1998 (inception) to September 30, 2000



                                                                                          February 25,
                                                                                              1998
                                                                                          (inception)
                                 Unaudited                  Unaudited           Audited       to
                             Three Months Ended         Nine Months Ended        Year      September
                                September 30               September 30          Ended        30,
                             2000          1999         2000         1999      12/31/99      2000

Net Income/(Loss)           $     -0-      $    -0-    $    -0-       $   -0-    $   -0-     $ (3,000)
Adjustments to
reconcile net income to
Net cash provided by
operating activities:             -0-           -0-         -0-           -0-        -0-           -0-
                            ---------     ---------    --------       -------   --------      --------
Cash From Operations              -0-           -0-         -0-           -0-        -0-       (3,000)
                            ---------     ---------    --------       -------   --------      --------
Cash From Investing
Activities                        -0-           -0-         -0-           -0-        -0-           -0-
                            ---------     ---------    --------       -------   --------      --------
Cash From Financing
Activities
Stock issued                      -0-           -0-         -0-           -0-        -0-         3,000
                            ---------     ---------    --------       -------   --------      --------

Net Increase in Cash              -0-           -0-         -0-           -0-        -0-           -0-

Beginning Cash Balance            -0-           -0-         -0-           -0-        -0-           -0-
                            ---------     ---------    --------       -------   --------      --------
Ending Cash Balance         $     -0-     $     -0-    $    -0-       $   -0-    $   -0-       $   -0-
                            =========     =========    ========       =======   ========      ========

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.

                              Bennett - Reed, Inc.
                        (a development stage enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               September 30, 2000

                                                                                 Deficit
                                                                                Accumulated
                                                                     Paid in      During
                     Preferred   Stock       Common       Stock      Capital    Development
                       Stock     Amount      Stock       Amount      Amount       Stage        Total

Balance February
25, 1998                  -0-    $    -0-          -0-     $   -0-     $   -0-     $   -0-       $  -0-

Stock issued              -0-         -0-    3,000,000       3,000         -0-         -0-        3,000

Retained Earnings
(Loss)                    -0-         -0-          -0-         -0-         -0-     (3,000)      (3,000)
                      -------    --------    ---------    --------    --------    --------     --------
Balance December
31, 1998                  -0-         -0-    3,000,000       3,000         -0-     (3,000)          -0-

Retained Earnings
(Loss)                    -0-         -0-          -0-         -0-         -0-         -0-          -0-
                      -------    --------    ---------    --------    --------    --------     --------
Balance December
31, 1999                  -0-         -0-    3,000,000       3,000         -0-     (3,000)          -0-

Retained Earnings
(Loss)                    -0-         -0-    3,000,000       3,000         -0-     (3,000)          -0-
                      -------    --------    ---------    --------    --------    --------     --------
Balance September
30, 2000                  -0-         -0-    3,000,000     $ 3,000         -0-     (3,000)          -0-
                      =======    ========    =========    ========    ========    ========     ========

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.

                      Bennett - Reed, Inc.
                (a development stage enterprise)
                  Notes to Financial Statements
  September 30, 2000, December 31, 1999 and September 30, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Description of Operations
         The Company was organized under the laws of the state of Nevada in 1998 and is authorized to do business in the United States. The Company has no revenue from operations during the period covered by this financial statement.
         Method of Accounting

         These financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Consequently, revenues are recognized when earned and expenses are recognized when the obligation is actually incurred.
         Income Taxes and Cash Flows
         The Company accounts for income taxes and the statement of cash flows in accordance with Financial Accounting Standards Board Statement No. 109 and No. 95.
         Cash and Cash Equivalents
         Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.
  NOTE 2:  CASH
         The Company has no bank accounts at this time.
  NOTE 3 - EARNINGS PER SHARE
         Earnings per share has been computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. There are no items which are deemed to be common stock equivalents during the audit period.
  NOTE 4: COMMON STOCK
         As of September 30, 2000, December 31, 1999 and September 30, 1999, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.
  NOTE 5 - LEASE COMMITMENTS

         The Company currently has no commitments for leases or contingencies.
  NOTE 6 - USE OF ESTIMATES

         The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10-SB filed with the SEC on March 22, 2000. The description of the current plan of operation is incorporated by reference to Section 2 of its Form 10-SB.

                           Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

                            Employees

The Company has no full time or part-time employees. None of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's President and Secretary have agreed to allocate a portion of said time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company 8 can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Item 5 - Directors, Executive Officers, Promoters and Control Persons - Resumes" on the Form 10-SB filed with the SEC on March 22, 2000.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 3,000,000 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on March 22, 2000. This exhibit is incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's Amended Form 10-SB, filed on March 22, 2000.
  This exhibit is incorporated by reference to that Form.

Reports on Form 8-K:  None

27   Financial Data Schedule

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Bennett Reed, Inc.



                           By: /s/ Bruce Eaton
                              Bruce Eaton, President


                           Date: November 3, 2000