Form 10KSB
period 2000-12-31
BENNETT REED INC
filed 2001-04-17
CIK 1108705

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-KSB
   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission File No. 000-30059





                      BENNETT REED, INC.
    (Exact name of registrant as specified in its charter)




Nevada                                            86-0930440
(State of organization) (I.R.S. Employer Identification No.)

16810 E. Avenue of the Fountains, #200, Fountain Hills, AZ
85268
(Address of principal executive offices)

Registrant's telephone number, including area code (602) 837-
0017

Securities registered under Section 12(g) of the Exchange Act:
                                   Common stock, $0.001 par
                                   value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.          [ X ]

Issuer's Revenue during the year ended December 31, 2000:   $
0

As of April 16, 2001, the registrant had 3,000,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of: N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

             DOCUMENTS INCORPORATED BY REFERENCE:

                          NonePART I

ITEM 1.   DESCRIPTION OF BUSINESS

                          Background

Bennett-Reed, Inc. (the "Company") was incorporated on February 25, 1998 under the laws of the State of Nevada to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose described below under "Item 2 - Plan of Operation." The proposed business activities described herein may classify the Company as a "blank check" company.

The Company is filing this registration statement on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

In addition, the Company is filing this registration statement to enhance investor protection and to provide information if a trading market commences. On December 11, 1997, the National Association of Securities Dealers, Inc. (NASD) announced that its Board of Governors had approved a series of proposed changes for the Over The Counter ("OTC") Bulletin Board and the OTC market. The principal changes, which was approved by the Securities and Exchange Commission on January 5, 1999 allows only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators to be quoted on the OTC Bulletin Board. The rule provides for a phase-in period for those securities already quoted on the OTC Bulletin Board.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company has no properties and at this time has no agreements to acquire any properties.

The Company presently occupies office space at 16810 E. Avenue of the Fountains, #200, Fountain Hills, Arizona 85268. This space is provided to the Company on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                            PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

There is no trading market for the Company's Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company intends to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board System or published, in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheets."

(a) Market Price.

The Company's Common Stock is not quoted at the present time.

The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the trans action. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

The Company intends to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board Systems or published, in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheets," or either.

(b) Holders.

There are thirty-six (36) holders of the Company's Common Stock. In 1998, the Company issued 3,000,000 of its Common Shares for cash. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

As of the date of this registration statement, all of the shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

The Company has no full time or part-time employees. None of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's President and Secretary have agreed to allocate a portion of said time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Item 5 - Directors, Executive Officers, Promoters and Control Persons - Resumes."

GENERAL BUSINESS PLAN

The  Company's  purpose  is  to seek, investigate  and,  if  such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of a company who has complied with the 1934 Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item F/S, "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Poten tially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The 1934 Act, specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 1934 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company has made no determination as to whether or not it will file periodic reports in the event its obligation to file such reports is suspended under the 1934 Act. Bruce E. Eaton, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that she is an officer and director of the Company when the obligation is incurred.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary pros pective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee by such party will need to be paid by the prospective merger acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

The   Company   has   no   plans,  proposals,   arrangements   or
understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

The Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

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

INVESTMENT COMPANY ACT OF 1940

Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company's Board of Directors unanimously approved a resolution stating that it is the Company's desire to be exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

LOCK-UP AGREEMENT

Each of the officers and directors of the Company have executed and delivered a "lock-up" letter agreement affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has entered into a merger or acquisition agreement, or the Company is no longer classified as a "blank check" company, whichever first occurs.

ITEM 7.   FINANCIAL STATEMENTS.

The  Audited Financial Statements as of December. 31,  2000,  and
December 31, 1999
                 Michael L. Stuck C.P.A., P.C.
                  7641 E. Gray Road, Suite G
                     Scottsdale, AZ. 85260
                         480-607-1084



INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Bennett - Reed, Inc.
Fountain Hills, Arizona

     We have audited the accompanying balance sheets of Bennett - Reed, Inc., a corporation, as of December 31, 2000 and December 31, 1999 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with Generally Accepted Auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennett - Reed, Inc. as of December 31, 2000 and December 31, 1999 and its results of operations, and cash flows for the years then ended, in conformity with Generally Accepted Accounting Principles.

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


Michael L. Stuck
Certified Public Accountant

February 14, 2001
Scottsdale, Arizona
                     Bennett - Reed, Inc.
               (a development stage enterprise)
                         BALANCE SHEET
            December 31, 2000 and December 31, 1999


                          ASSETS

                                     December    December
                                        31,         31,
                                       2000        1999
CURRENT ASSETS
Cash                                 $     -0-    $     -0-

PROPERTY AND EQUIPMENT                     -0-    $     -0-
                                     ---------    ---------
                                     $     -0-    $     -0-
                                     =========    =========

               LIABILITIES AND STOCKHOLDERS'
                          EQUITY
CURRENT LIABILITIES
Loan payable                          $     900    $     -0-

TOTAL CURRENT LIABILITIES            $     900    $     -0-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
20,000,000 shares authorized,
3,000,000 shares issued and
outstanding                              3,000        3,000
Preferred stock, $.001 par value,
5,000,000 shares authorized, no
shares issued and outstanding              -0-          -0-
Deficit accumulated during
development stage                      (3,900)      (3,000)
                                     ---------    ---------

Total stockholders' equity               (900)          -0-
                                     ---------    ---------
                                     $     -0-    $     -0-
                                     =========    =========

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.

                      Bennett - Reed, Inc.
                (stage enterprise a development)
                      STATEMENTS OF INCOME
              For the Years Ended December 31, 2000
                      and December 31, 1999
                and the Period February 25, 1998
                (inception) to December 31, 2000


                                  Year Ended   Year Ended    February 25,
                                   12/31/00     12/31/99         1998
                                                              (inception)
                                                              to December
                                                               31, 2000

REVENUE                              $   -0-         $  -0-       $    -0-

COST OF SALES                            -0-            -0-            -0-
                                    --------       --------       --------
GROSS PROFIT                             -0-            -0-            -0-

OPERATING EXPENSES
Filing Fees                              -0-            -0-            300
Professional Fees                        900            -0-          3,600
                                    --------       --------       --------
                                         900            -0-          3,900
                                    --------       --------       --------

NET INCOME (LOSS) BEFORE INCOME        (900)          (-0-)        (3,900)
TAXES

INCOME TAXES                             -0-            -0-            -0-
                                    --------       --------       --------
NET INCOME (LOSS)                   $  (900)        $ (-0-)      $ (3,900)
                                    ========       ========      =========

EARNINGS PER SHARE OF COMMON
STOCK                               $    -0-        $   -0-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING              3,000,000      3,000,000

The accompanying notes are an integral part of these financial statements.

                      Bennett - Reed, Inc.
                (a development stage enterprise)
                    STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000
                      And December 31, 1999
and the Period February 25, 1998 (inception) to December 31, 2000



                                                        February 25,
                             Year Ended   Year Ended        1998
                              12/31/00     12/31/99    (inception) to
                                                        December 31,
                                                            2000

Net Income/(Loss)               $   900       $   -0-       $ (3,900)
Adjustments to reconcile
net income to net cash
provided
by operating activities:
Loan payable                        900           -0-             900
                                -------      --------        --------
Cash From Operations                -0-           -0-         (3,000)
                                -------      --------        --------
Cash From Investing
Activities                          -0-           -0-             -0-
                                -------      --------        --------
Cash From Financing
Activities
Stock issued                        -0-           -0-           3,000
                                -------      --------        --------

Net Increase in Cash                -0-           -0-             -0-

Beginning Cash Balance              -0-           -0-             -0-
                                -------      --------        --------
Ending Cash Balance             $   -0-       $   -0-         $   -0-
                                =======      ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES

Professional fees incurred by the Company were paid directly by a shareholder of the Company.


The accompanying notes are an integral part of these financial statements.

                              Bennett - Reed, Inc.
                        (a development stage enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                December 31, 2000

                                                                                     Deficit
                                                                                   Accumulate
                                                                                        d
                                                                        Paid in      During
                       Preferred   Stock      Common        Stock       Capital    Developmen
                                                                                        t
                         Stock     Amount      Stock       Amount        Amount       Stage      Total


Balance February 25,        -0-   $    -0-           -0-     $   -0-       $   -0-     $   -0-    $  -0-
1998

Stock issued                -0-        -0-     3,000,000       3,000           -0-         -0-     3,000


Retained Earnings           -0-        -0-           -0-         -0-           -0-     (3,000)   (3,000)
(Loss)
                        -------    -------     ---------    --------      --------    --------  --------
                                         -

Balance December 31,        -0-        -0-     3,000,000       3,000           -0-     (3,000)       -0-
1998


Retained Earnings           -0-        -0-           -0-         -0-           -0-         -0-       -0-
(Loss)
                        -------    -------     ---------    --------      --------    --------  --------
                                         -

Balance December 31,        -0-        -0-     3,000,000       3,000           -0-     (3,000)       -0-
1999


Retained Earnings           -0-        -0-     3,000,000       3,000           -0-       (900)     (900)
(Loss)
                        -------    -------     ---------    --------      --------    --------  --------
                                         -

Balance December 31,        -0-        -0-     3,000,000     $ 3,000           -0-     (3,900)     (900)
2000
                        =======    =======     =========    ========      ========    ========  ========
                                         =

The accompanying notes are an integral part of these financial statements.


                      Bennett - Reed, Inc.
                (a development stage enterprise)
                  Notes to Financial Statements
             December 31, 2000 and December 31, 1999


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  NOTE 4: COMMON STOCK

         As  of  December 31, 2000 and December 31, 1999,  the
         Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The   Registrant  has  not  changed  accountants   since   its
formation, and Management has had no disagreements with the findings of its accountants.

                            PART III

ITEM 9.   DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,   AND
          CONTROL PERSONS

Information as to the directors and executive officers of the Company is as follows:

Name                     Age    Position
Bruce Eaton              57     President/Director
Earl P. Gilbrech         55     Secretary/Treasurer/Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any executive officer and director of the Company.

RESUMES

Bruce E. Eaton

Bruce E. Eaton is the President and a Director of the Company. From 1995 to the present he has been in charge of design and construction projects for the City of Phoenix, managing consultants and monitoring the development of project scopes and budgets. His responsibilities also include representing the City of Phoenix Mayor's office, City Manager and department  heads on political issues resulting  from  project conflicts with adjacent property owners. From 1991 through 1995 he was employed by Value Architectural Eng. From 1985 through 1991 he was employed by the Arizona Public Service, Arizona Center. He received his degree from Arizona State University and completed additional graduate work at CAD Institute in CAD technology. He holds a certificate in Management Training Development, has an Architect's License for Arizona, California and Nevada, has a National Council of Architectural Examiners License and is a certified CAD Institute Instructor.

Earl P. Gilbrech

Earl P. Gilbrech is the Secretary, Treasurer and a Director of the Company. He is current, or has been, a director or officer for over fourteen Central American, Canadian and United States firms. He has also been employed as a consultant for a number of firms world wide for trade negotiations. Mr. Gilbrech has over 30 years of domestic and international sales and marketing experience in the financial services industry as well as the real estate development industry.

CONFLICTS OF INTEREST

Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

ITEM 10.  EXECUTIVE COMPENSATION

None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It   is   possible   that,  after  the  Company   successfully
consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the
Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of January 19, 2000, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned
Common     Bruce E. Eaton           1,225,000     40.83%
           4228 E. Patricia Lane
           Dr.
           Phoenix, AZ 85018
Common     Earl P. Gilbrech         1,225,000     40.83%
           503 E. Belmont
           Phoenix, AZ  85068
Common     All Officers and         2,450,000     81.67%
           Directors
           (2 individuals)

The total of the Company's outstanding Common Shares are held by 36 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There  have been no related party transactions, or  any  other
transactions   or  relationships  required  to  be   disclosed
pursuant to Item 404 of Regulation S-B.

Earl P. Gilbrech agreed to advanced to the Company the funds to pay for the current accounting costs applicable to this Form 10SB12G and all amendments applicable to this filing, and has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

ITEM 13.  EXHIBITS.

EXHIBITS

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on the Form 10-SB filed with the Securities and Exchange Commission on March 22, 2000).

     3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on the Form 10-SB filed with the Securities and Exchange Commission on March 221, 2000).
                           SIGNATURES

In  accordance  with  Section 13 or 15(d)  of  the  Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Bennett-Reed, Inc.


                           By: /s/ Bruce Eaton
                              Bruce Eaton, President

                           Date: April 17, 2001