Form 10QSB
period 2001-03-31
BENNETT REED INC
filed 2001-05-15
CIK 1108705

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-30059






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

There are 3,000,000 shares of common stock outstanding as of March 31, 2001.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                  Michael L. Stuck C.P.A., P.C.
                   7641 E. Gray Road, Suite G
                      Scottsdale, AZ. 85260
                          480-607-1084

                                                      May 3, 2001

Board of Directors and Stockholders
Bennett - Reed, Inc.
Fountain Hills, Arizona

      We have compiled the accompanying balance sheets of Bennett
- Reed, Inc. as of March 31, 2001 and March 31, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the three months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.
      A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary information, and, accordingly, do not express an opinion or any other form of assurance on them.
      As discussed in Note 1, the Company has been in the development stage since its inception on February 25, 1998. Realization of the major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

      The financial statements for the year ended December 31, 2000 and December 31, 1999, were audited by us and we expressed an unqualified opinion on the statements in their report dated February 14, 2000. We have not performed any auditing procedures since that date.
                      Bennett - Reed, Inc.
                (a development stage enterprise)
                          BALANCE SHEET
      March 31, 2001, March 30, 2000 and December 31, 2000

                         ASSETS

                                  Unaudited   Unaudited     Audited
                                  March 31,   March 31,    December
                                    2001        2000          31,
                                                             1999
CURRENT ASSETS
Cash                                    -0-    $     -0-    $     -0-

PROPERTY AND EQUIPMENT                  -0-          -0-    $     -0-
                                  ---------    ---------    ---------
                                  $     -0-    $     -0-    $     -0-
                                  =========    =========    =========

             LIABILITIES AND STOCKHOLDERS'
                         EQUITY
CURRENT LIABILITIES
Loan payable                            900    $     -0-    $     900
                                   --------    ---------    ---------
TOTAL CURRENT LIABILITIES                      $     -0-    $     -0-
                                   --------    ---------    ---------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
20,000,000 shares authorized,
3,000,000 shares issued and
outstanding                           3,000        3,000        3,000
Preferred stock, $.001 par
value,
5,000,000 shares authorized, no
shares issued and outstanding                        -0-          -0-
Deficit accumulated during
development stage                   (3,900)      (3,000)      (3,900)
                                   --------    ---------    ---------
                                                 (3,000)      (3,000)
                                   --------    ---------    ---------
Total stockholders' equity              900          -0-        (900)
                                   --------    ---------    ---------
                                  $     -0-    $     -0-    $     -0-
                                   ========    =========    =========

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.

                              Bennett - Reed, Inc.
                        (stage enterprise a development)
                              STATEMENTS OF INCOME
          For the Three Months Ended March 31, 2001 and March 31, 2000
             The Years Ended December 31, 2000 and December 31, 1999
          and the Period February 25, 1998 (inception) to March 31, 2001

                                                                               February 25,
                                                                                   1998
                               Unaudited                    Audited            (inception)
                                                                                    to
                        Three Months Ended March          Year Ended            March 31,
                                   31
                           2001          2000     December 31,   December 31,      2001
                                                      2000           1999

REVENUE                    $    -0-      $    -0-      $    -0-       $   -0-      $    -0-

COST OF SALES                   -0-           -0-           -0-           -0-           -0-
                          ---------     ---------     ---------      --------      --------
GROSS PROFIT                    -0-           -0-           -0-           -0-           -0-

OPERATING EXPENSES
Filing Fees                     -0-           -0-           -0-           -0-           300
Professional Fees               -0-           -0-           900           -0-         3,600
                          ---------     ---------     ---------      --------      --------
                                -0-           -0-           900           -0-         3,900
                          ---------     ---------     ---------      --------      --------
NET INCOME (LOSS)
BEFORE INCOME TAXES           (-0-)         (-0-)         (900)         (-0-)       (3,900)

INCOME TAXES                    -0-           -0-           -0-           -0-           -0-
                          ---------     ---------     ---------      --------      --------
NET INCOME (LOSS)         $   (-0-)    $    (-0-)      $  (900)      $  (-0-)     $ (3,900)
                          =========    ==========     =========      ========     =========

EARNINGS PER SHARE OF
COMMON
STOCK                     $     -0-    $      -0-      $    -0-      $    -0-


WEIGHTED AVERAGE
NUMBER
OF SHARES OUTSTANDING     3,000,000     3,000,000     3,000,000     3,000,000

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.

                              Bennett - Reed, Inc.
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 2001 and March 31, 2000
             The Years Ended December 31, 2000 and December 31, 1999
         and the Period February 25, 1998 (inception) to March 31, 2001




                                 Unaudited                   Audited             February 25,
                                                                                     1998
                          Three Months Ended March          Year Ended          (inception) to
                                     31
                             2001          2000       December   December 31,   March 31, 2001
                                                      31, 2000       1999

Net Income/(Loss)           $     -0-      $    -0-  $    (900)       $   -0-          $ (3,900)
Adjustments to
reconcile net income to
net cash provided by
operating activities:
Loan payable:                     -0-
                                                -0-         900           -0-                900
                            ---------     ---------    --------       -------           --------
Cash From Operations              -0-           -0-         -0-           -0-            (3,000)
                            ---------     ---------    --------       -------           --------
Cash From Investing
Activities                        -0-           -0-         -0-           -0-                -0-
                            ---------     ---------    --------       -------           --------
Cash From Financing
Activities
Stock issued                      -0-           -0-         -0-           -0-              3,000
                            ---------     ---------    --------       -------           --------

Net Increase in Cash              -0-           -0-         -0-           -0-                -0-

Beginning Cash Balance            -0-           -0-         -0-           -0-                -0-
                            ---------     ---------    --------       -------           --------
Ending Cash Balance         $     -0-     $     -0-    $    -0-       $   -0-            $   -0-
                            =========     =========    ========       =======           ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Professional fees incurred by the Company were paid directly by a shareholder of the Company.

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.

                              Bennett - Reed, Inc.
                        (a development stage enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 March 31, 2001

                                                                                 Deficit
                                                                                Accumulated
                                                                     Paid in      During
                     Preferred    Stock       Common       Stock      Capital    Development
                       Stock     Amount      Stock       Amount      Amount       Stage        Total

Balance February
25, 1998                  -0-    $    -0-          -0-     $   -0-     $   -0-     $   -0-       $  -0-

Stock issued              -0-         -0-    3,000,000       3,000         -0-         -0-        3,000

Retained Earnings
(Loss)                    -0-         -0-          -0-         -0-         -0-     (3,000)      (3,000)
                      -------    --------    ---------    --------    --------    --------     --------
Balance December
31, 1998                  -0-         -0-    3,000,000       3,000         -0-     (3,000)          -0-

Retained Earnings
(Loss)                    -0-         -0-          -0-         -0-         -0-         -0-          -0-
                      -------    --------    ---------    --------    --------    --------     --------
Balance December
31, 1999                  -0-         -0-    3,000,000       3,000         -0-     (3,000)          -0-

Retained Earnings
(Loss)                    -0-         -0-          -0-         -0-         -0-       (900)        (900)
                      -------    --------    ---------    --------    --------    --------     --------
Balance December
31, 2000                  -0-         -0-    3,000,000     $ 3,000         -0-     (3,900)        (900)

Retained Earnings         -0-         -0-          -0-         -0-         -0-         -0-          -0-
(Loss)

Balance March 31,         -0-         -0-    3,000,000       3,000         -0-     (3,900)        (900)
2001
                      =======    ========    =========    ========    ========    ========     ========

See accompanying accountant's report.
The accompanying notes are an integral part of these financial statements.

                      Bennett - Reed, Inc.
                (a development stage enterprise)
                  Notes to Financial Statements
      March 31, 2001, December 31, 2000 and March 31, 2000


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

  NOTE 4: COMMON STOCK

         As  of  March 31, 2001, December 31, 2000 and March  31,
         2000, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

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



                           Bennett Reed, Inc.



                           By:/s/ Bruce Eaton
                              Bruce Eaton, President



                           Date: May 15, 2001