Form 10QSB
period 2001-09-30
BENNETT REED INC
filed 2001-11-14
CIK 1108705

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
Commission File No. 000-30059






                       BENNETT REED, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            86-0930440
(State of organization) (I.R.S. Employer Identification No.)

16810 E. Avenue of the Fountains, #200
Fountain Hills, Arizona 85268
(Address of principal executive offices)

Registrant's telephone number, including area code (602) 837-0017

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 3,000,000 shares of common stock outstanding as of November 14, 2001.

                PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                 Michael L. Stuck C.P.A., P.C.
                7585 E. Redfield Road, Ste 201
                     Scottsdale, AZ. 85260
                         480-607-1084



                                              October 29, 2001



Board of Directors and Stockholders
Bennett-Reed, Inc.
Fountain Hills, Arizona

      We have compiled the accompanying balance sheets of Bennett-Reed, Inc. as of September 30, 2001 and September 30, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the periods then ended, in accordance with the Statement of Standards for
Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

      We  audited the financial statements for the year  ended
December 31, 2000, and we expressed an unqualified opinion on the statements in our report dated February 14, 2001. We have not performed any auditing procedures since that date.



                     Bennett - Reed, Inc.
               (a development stage enterprise)
                        Balance Sheets
 September 30, 2001, September 30, 2000 and December 31, 2000

                                       Unaudited               Audited
                              September 30,  September 30,  December 31,
                                  2001           2000           2000
                                ---------     ----------     ----------
                                 ASSETS
CURRENT ASSETS
   Cash                       $       -          $       -      $       -

PROPERTY AND EQUIPMENT                -                  -              -
                              ---------         ----------     ----------
                              $       -          $       -      $       -
                              =========         ==========     ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Loan payable               $     900          $     900      $     900

STOCKHOLDER'S EQUITY
Common stock, $.001 par
value, 20,000,000, shares
authorized, 3,000,000 shares
issued
and outstanding                   3,000              3,000          3,000

Preferred stock, $.001 par
value, 5,000,000, shares
authorized,
no shares issued and
outstanding                           -                  -              -
Deficit accumulated
during development stage        (3,900)            (3,900)        (3,900)
                              ---------         ----------     ----------
     Total stockholders'          (900)              (900)          (900)
equity
                              ---------         ----------     ----------
                              $       -          $       -      $       -
                              =========         ==========     ==========

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.
                               Bennett-Reed, Inc.
                        (a development stage enterprise)
                              Statements of Income
      For the Three Months Ended September 30, 2001 and September 30, 2000,
       and the Nine Months Ended September 30, 2001 and September 30, 2000
                        The Year Ended December 31, 2001
       and the Period February 25, 1998 (inception) to September 30, 2001

                                  Unaudited                   Unaudited             Audited       February 25, 1998
                             Three Months Ended           Nine Months Ended        Year Ended       Inception to
                                September 30,               September 30,         December 31,     September 30,
                             2001          2000          2001          2000           2000             2001
                          ---------      --------      --------      -------       ----------     ------------

Revenue                 $        -         $       -    $       -     $        -     $        -     $        -

Cost of Sales                    -                 -            -              -              -              -
                        -----------        ----------    ---------     ----------    -----------    ----------
Gross Profit                     -                 -            -              -              -              -

Operating Expenses               -                 -            -              -              -              -
Filing Fees                      -                 -            -              -              -            300
Professional Fees                -                 -            -              -              -           3600
                        -----------        ----------    ---------     ----------    -----------    ----------
                                 -                 -            -              -              -          3,900
                        -----------        ----------    ---------     ----------    -----------    ----------
Net Income (Loss)
 before Income Taxes             -                 -            -              -              -        (3,900)

Income Taxes                     -                 -            -              -              -              -
                        -----------        ----------    ---------     ----------    -----------    ----------
Net Income (Loss)       $        -         $       -    $       -     $        -     $        -       $(3,900)
                        ===========        ==========    =========     ==========    ===========    ==========

Earnings Per Share
 of Common Stock        $        -         $       -    $       -     $        -     $        -
                        ===========        ==========    =========     ==========    ===========

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.


                               Bennett-Reed, Inc.
                        (a development stage enterprise)
                        Statement of Stockholders' Equity
                               September 30, 2001

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                   Paid in        During
                          Preferred       Stock        Common         Stock        Capital      Development
                            Stock        Amount        Stock         Amount         Amount         Stage        Total

Balance February 25,             -       $       -              -      $      -      $       -     $       -    $       -
1998

Stock issued                     -               -      3,000,000         3,000              -             -        3,000

Retained earnings (loss)         -               -              -             -              -       (3,000)      (3,000)
                         ---------       ---------    -----------     ---------     ----------     ---------    ---------
Balance December 31,             -               -      3,000,000         3,000              -       (3,000)            -
1998

Retained earnings (loss)         -               -              -             -              -             -            -
                         ---------       ---------    -----------     ---------     ----------     ---------    ---------
Balance December 31,             -               -      3,000,000         3,000              -       (3,000)            -
1999

Retained earnings (loss)         -               -              -             -              -         (900)        (900)
                         ---------       ---------    -----------     ---------     ----------     ---------    ---------
Balance December 31,             -               -      3,000,000         3,000              -       (3,900)        (900)
2000

Retained earnings (loss)         -               -              -             -              -             -            -
                         ---------       ---------    -----------     ---------     ----------     ---------    ---------
Balance September 30,
2001                             -       $       -      3,000,000       $ 3,000      $       -     $ (3,900)   $    (900)
                         =========       =========    ===========     =========     ==========     =========    =========

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.


                               Bennett-Reed, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
      For the Three Months Ended September 30, 2001 and September 30, 2000,
       and the Nine Months Ended September 30, 2001 and September 30, 2000
                        The Year Ended December 30, 2000,
       and the Period February 25, 1998 (inception) to September 30, 2001

                                               Unaudited                      Unaudited                Audited     February 25, 1998
                                     Three Months Ended September    Nine Months Ended September   The Year Ended   (inception) to
                                                  30,                             30
                                          2001            2000           2001           2000      December 31, 2000  September 30,
                                                                                                                         2001
                                        --------        --------       --------       ---------       --------        ----------
Net income (loss)                       $      -            $     -         $    -      $       -        $       -         $ (3,900)
  Adjustments to reconcile
   net income to net cash provided
   by operating activities:
     Loan payable                              -                  -              -              -                -               900
                                     -----------          ---------      ---------     ----------      -----------        ----------
Cash Used in Operations                        -                  -              -              -                -           (3,000)
                                     -----------          ---------      ---------     ----------      -----------        ----------
Cash Used in Investing Activities              -                  -              -              -                -                 -
                                     -----------          ---------      ---------     ----------      -----------        ----------
Cash Provided by Financing
Activities
  Stock issued                                 -                  -              -              -                -             3,000
                                     -----------          ---------      ---------     ----------      -----------        ----------
Net Change in Cash                             -                  -              -              -                -                 -

Beginning Balance                              -                  -              -              -                -                 -
                                     -----------          ---------      ---------     ----------      -----------        ----------
Ending Cash Balance                     $      -            $     -         $    -      $       -        $       -         $       -
                                     ===========          =========      =========     ==========      ===========        ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Professional fees incurred by the Company were paid directly by a shareholder of the Company.

See accompanying accountant's report.
The accompanying notes are an integral part of these statements.

                       BENNETT - REED, INC.
                (a development stage enterprise)
                  Notes to Financial Statements
   September 30, 2001, December 31, 2000 and September 30, 2000



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

  NOTE 4: COMMON STOCK

         As   of  September  30,  2001,  December  31,  2000  and
         September 30, 2000, the Company had 3,000,000 shares of common stock, par value $0.001, issued and outstanding.

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





ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

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



                           Date: November 14, 2001